Form 10-Q
period 1996-03-31
HORIZON CELLULAR TELEPHONE CO LP; HORIZON FINANCE CORP
filed 1996-05-15
CIK 898675, 914254

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
       From                 to                .
            ---------------    ---------------

Commission file number     33-71002
                           33-71002-01


                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                          HORIZON FINANCE CORPORATION
              Exact name of registrant as specified in its charter

                                                                23-2617703
           Delaware                                             23-2741164
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     101 Lindenwood Drive
          Suite 125
         Malvern, PA                                              19355
(Address of principal offices)                                  (Zip Code)

                                 (610) 651-5900
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---


As of May 10, 1996, 100 shares of Horizon Finance Corporation Common Stock, par value $0.01 per share, were outstanding.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                           HORIZON FINANCE CORPORATION

                        FIRST QUARTER REPORT ON FORM 10-Q

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                      March 31, 1996 and December 31, 1995...................................................    1

                  Consolidated Statements of Operations -
                      Three months ended March 31, 1996 and 1995.............................................    2

                  Consolidated Statement of Partners' Equity -
                      Three months ended March 31, 1996......................................................    3

                  Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1996 and 1995.............................................    4

                  Notes to Consolidated Financial Statements - March 31, 1996................................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..................................................................    7


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K..........................................................    10

Signatures..................................................................................................    12

Exhibit Index...............................................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                              MARCH 31,        DECEMBER 31,
                                                                                1996               1995
                                                                             -----------       ------------
                                                                             (Unaudited)          (Note)
Current assets:
  Cash and cash equivalents.....................................            $  2,121,535        $  1,626,815
  Accounts receivable, less allowance for doubtful
    accounts of $703,338 and $636,227...........................              11,009,697          11,736,236
  Inventory.....................................................                 760,700             770,734
  Prepaid expenses..............................................               1,032,980             776,292
                                                                            ------------        ------------
Total current assets............................................              14,924,912          14,910,077


Property and equipment:
  Cellular systems..............................................              65,980,810          63,394,251
  Other.........................................................               7,242,074           6,479,176
                                                                            ------------        ------------
                                                                              73,222,884          69,873,427
  Accumulated depreciation......................................             (19,943,151)        (17,446,935)
                                                                            ------------        ------------
                                                                              53,279,733          52,426,492
Licenses, net of accumulated amortization of
  $16,065,390 and $14,490,949 ..................................             223,509,467         225,082,036
Advances to affiliates..........................................                 991,341             579,887
Other assets, net of accumulated amortization
  of $15,717,850 and $14,047,654................................              20,135,196          21,700,279
                                                                            ------------        ------------
Total assets....................................................            $312,840,649        $314,698,771
                                                                            ============        ============

                                       LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable..............................................            $  3,330,623        $  3,750,814
  Accrued expenses..............................................               4,930,691           5,947,192
  Deferred revenue..............................................               1,991,932           1,746,712
  Current portion of revolving credit agreement.................               4,875,000           1,000,000
                                                                            ------------        ------------
Total current liabilities.......................................              15,128,246          12,444,718

Revolving credit agreement......................................              73,125,000          77,500,000
11 3/8% senior subordinated notes...............................             174,182,769         169,431,376

Minority interest...............................................               2,840,138           2,837,809

Partners' equity:
  Partners' contributions.......................................             127,197,323         127,197,323
  Cumulative net loss...........................................             (79,632,827)        (74,712,455)
                                                                            ------------        ------------
Total partners' equity..........................................              47,564,496          52,484,868
                                                                            ------------        ------------
Total liabilities and partners' equity..........................            $312,840,649        $314,698,771
                                                                            ============        ============

Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -------------------------------
                                                                        1996               1995
                                                                    -----------         -----------
Revenues and sales:
  Subscriber revenues...........................................    $ 9,100,112         $ 5,768,711
  Roaming revenues..............................................      6,931,860           4,362,010
  Toll revenue..................................................      1,232,417             723,520
  Equipment sales...............................................        764,268             648,633
                                                                    -----------         -----------
Total revenues and sales........................................     18,028,657          11,502,874

Costs and expenses:
  Cost of services..............................................      2,447,051           1,830,446
  Cost of equipment sales.......................................      1,516,642           1,214,842
  General and administrative....................................      3,845,802           3,038,574
  Selling.......................................................      2,962,849           2,346,433
  Depreciation and amortization.................................      5,354,326           4,199,604
                                                                    -----------         -----------
                                                                     16,126,670          12,629,899
                                                                    -----------         -----------
  Income (loss) from operations.................................      1,901,987          (1,127,025)

Interest expense, net of interest
  income, totaling $13,178, and $8,583, respectively............      6,819,220           6,026,495
                                                                    -----------         -----------
Loss before minority interest...................................     (4,917,233)         (7,153,520)

Minority interest...............................................         (3,139)             27,099
                                                                    -----------         -----------
Net loss .......................................................    $(4,920,372)        $(7,126,421)
                                                                    ===========         ===========

                             See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)

                                                            LIMITED              GENERAL
                                                            PARTNERS             PARTNER           TOTAL
                                                          ------------          ---------       ------------
Partners' equity at December 31, 1995..............       $51,640,002           $844,866        $52,484,868

Net loss ..........................................        (4,821,965)           (98,407)        (4,920,372)
                                                          -----------           --------        -----------

Partners' equity at March 31, 1996.................       $46,818,037           $746,459        $47,564,496
                                                          ===========           ========        ===========

                             See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             --------------------------------
                                                                                 1996                1995
                                                                             ------------        ------------
OPERATING ACTIVITIES
Net loss .......................................................             $(4,920,372)        $(7,126,421)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization.................................               5,354,326           4,199,604
  Provision for bad debts.......................................                 136,152             115,574
  Minority share of operating loss..............................                   3,139             (27,099)
  Deferred interest.............................................               4,751,393           4,859,800
  Amortization of deferred financing costs......................                 401,520             358,371
  Changes in operating assets and liabilities:
      Accounts receivable.......................................                 590,387             346,024
      Inventory.................................................                  10,034             (37,193)
      Prepaid expenses and other................................                (113,285)           (163,967)
      Accounts payable and accrued expenses.....................              (1,620,581)         (1,439,033)
      Deferred revenue..........................................                 245,220             164,176
                                                                             -----------         -----------
  Net cash provided by operating activities.....................               4,837,933           1,249,836

INVESTING ACTIVITIES
Purchases of property and equipment,
  net of $531,500, and $128,967, purchased on account
  or financed...................................................              (3,082,852)         (3,915,435)
License and systems acquisitions................................                      --             (36,892)
Cash placed in escrow for license and system acquisition........                      --          (2,001,496)
Change in other assets..........................................                      --            (114,314)
                                                                             -----------         -----------
Net cash used in investing activities...........................              (3,082,852)         (6,068,137)

FINANCING ACTIVITIES
Repurchase of partner's equity..................................                      --            (168,237)
Proceeds from revolving credit agreement........................               2,500,000           5,000,000
Repayments of revolving credit agreement........................              (3,000,000)                 --
Repayment of advances from affiliate, net of $846,601
  noncash minority investment in consolidated
  partnerships in 1995..........................................                (760,361)           (512,693)
                                                                             -----------         -----------
Net cash (used in) provided by financing activities.............              (1,260,361)          4,319,070
                                                                             -----------         -----------
Net increase (decrease) in cash and cash equivalents............                 494,720            (499,231)

Cash and cash equivalents at beginning
  of period.....................................................               1,626,815           2,069,889
                                                                             -----------         -----------
Cash and cash equivalents at end of period......................             $ 2,121,535         $ 1,570,658
                                                                             ===========         ===========

                             See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Horizon Cellular Telephone Company, L.P., a Delaware limited partnership, its majority-owned subsidiary partnerships (the local operating companies and Digital Radio, L.P.) and Horizon Finance Corporation, a wholly-owned subsidiary of the Company which has no material assets (collectively referred to as "HCTC" or the "Company"). Digital Radio, L.P. has had no operations since its inception in 1993. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

2. USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

3. NEW ACCOUNTING STANDARDS

         In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS in the first quarter of 1996, and the effect of the adoption was not material.

         SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 with respect to the Override and LPAR Plan and will provide disclosures as required by SFAS 123 in the December 31, 1996 notes to the consolidated financial statements.

4. RECENT DEVELOPMENTS

         On March 22, 1996, two of the Company's subsidiaries entered into definitive agreements to sell the FCC Operating Licenses, together with certain operating assets and liabilities, of the Georgia RSA #2 and the Georgia RSA #6 (known collectively as the "Georgia Cluster") for a combined sales price of approximately $90 million.

         The Georgia Cluster covers approximately 474,000 pops and served approximately 10,900 subscribers as of March 31, 1996. For the quarter ended March 31, 1996, the Georgia Cluster generated approximately $3.0 million of

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



total revenues and sales, $1.5 million of earnings before depreciation and amortization and interest expense, and $.15 million of net income, and accounted for approximately $60.4 million of the Company's total consolidated assets at March 31, 1996.

         On May 9, 1996, one of the Company's subsidiaries entered into a definitive agreement to sell the FCC Operating License, together with certain operating assets and liabilities, of West Virginia RSA #3 ("Monongalia") for approximately $35 million.

         Monongalia covers approximately 269,000 pops and served approximately 7,300 subscribers as of March 31, 1996. For the quarter ended March 31, 1996, Monongalia generated approximately $1.1 million of total revenues and sales, $.4 million of earnings before depreciation and amortization and interest expense, and $.4 million of net loss, and accounted for approximately $16.5 million of the Company's total consolidated assets at March 31, 1996.

         The financial statements do not reflect either the estimated gain, or any expenses incurred or expected to be incurred related to the sale of the Georgia Cluster or Monongalia.

         The sales of the Georgia Cluster and Monongalia are subject to certain regulatory and other approvals.

         The Company expects each of the above transactions to close during the third quarter of 1996.



             [The remainder of this page intentionally left blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company owns and operates cellular telephone systems which have generated positive consolidated earnings before interest, depreciation, and amortization (EBITDA) since 1993. Although there can be no assurance, EBITDA is expected to continue to increase as growth in subscriber and roaming revenues outpace variable cost increases.

         Industry experience has shown that cellular systems typically incur net losses and negative cash flow after capital expenditures in their initial years of operations. Consistent with this experience, the Company has incurred net losses since inception and expects to continue to incur net losses for the next several years. As such, there can be no assurance that the Company's future operations will generate operating or net income or sufficient cash flow to fund debt service requirements and continued capital expenditures.

         The consolidated results of operations include the revenues and expenses of all the Systems since their respective dates of acquisition. The following table sets forth the Systems, the date acquired, date operations commenced, and total pops:

                                                      DATE                     COMMENCEMENT              TOTAL
            SYSTEM                                  ACQUIRED                   OF OPERATIONS             POPS
            ------                                  --------                   -------------             -----
MID-ATLANTIC CLUSTER:
   MD-3 (Frederick)...........................    September 1991               January 1991             166,061
   PA-6 (Lawrence)............................    August 1991                  September 1991           374,989
   PA-10-W (Bedford)..........................    October 1991                 January 1992              49,094
   PA-1 (Crawford)............................    December 1992                April 1992               197,858
   WV-3 (Monongalia)..........................    December 1992                January 1991             268,755
   NY-3 (Chautauqua)..........................    March 1994                   October 1991             492,406
   MSA #257A (Hagerstown).....................    April 1994                   August 1989              127,026
   MSA #269A (Cumberland).....................    April 1994                   November 1988             67,871
   PA-7 (Indiana).............................    June 1995                    July 1991                216,758
   PA-2 (McKean)..............................    June 1995                    February 1994                N/A  (1)
                                                                                                      ---------
         Total                                                                                        1,960,818

KENTUCKY CLUSTER:
   KY-4 (Spencer).............................    November 1992                April 1993               232,030
   KY-5 (Central Kentucky - Barren)...........    October 1993                 March 1992               155,384
   KY-6 (Central Kentucky - Madison)..........    October 1993                 March 1991               251,085
   KY-8 (Central Kentucky - Mason)............    October 1993                 March 1992               117,540
                                                                                                      ---------
         Total                                                                                          756,039

GEORGIA CLUSTER:
   GA-6 (Spalding)............................    March 1993                   April 1993               196,029
   GA-2 (Dawson)..............................    August 1994                  April 1991               277,635
                                                                                                      ---------
         Total                                                                                          473,664
                                                                                                      ---------

         COMPANY TOTAL                                                                                3,190,521
                                                                                                      =========

(1)      Operated under Interim Operating Authority.

         As discussed in Item 5 below, in March 1996 and May 1996, several of the Company's subsidiaries entered into definitive agreements to sell the FCC Operating Licenses, together with certain operating assets and liabilities, of its Georgia Cluster and Monongalia, respectively. Further, the Company continues to consider and evaluate all previously disclosed strategic alternatives available with regard to its remaining assets. Consummation of the sales of the Georgia Cluster and

Monongalia, and consummation of any of the other alternatives under consideration will have a material effect on the Company's results from operations, liquidity and capital resources. Accordingly, the following discussion should be read in light of the uncertainty regarding future events and requirements created by the sales of the Georgia Cluster and Monongalia and the possible consummation of any other strategic transaction involving the Company.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         The comparability of the historical quarterly financial data is significantly impacted by the timing of the Company's acquisitions. Accordingly, any fluctuation between periods may not necessarily be proportionate to the level of operating activity.

         Total revenues and sales increased approximately 57% to $18,029,000 for the three months ended March 31, 1996 from $11,503,000 for the comparable period in 1995. Of this increase, $3,331,000 was due to an increase in subscriber revenues, $2,570,000 was due to an increase in roaming revenues, $510,000 was due to an increase in toll revenue, and $115,000 was due to an increase in equipment sales. Subscriber revenues increased approximately 58% to $9,100,000 (51% of total revenues and sales) for the three months ended March 31, 1996 from $5,769,000 (50% of total revenues and sales) for the comparable period in 1995. The growth in subscriber revenues was due primarily to the growth in the number of subscribers associated with continued internal expansion as well as the acquisition of Indiana: 89,918 subscribers in 15 Systems (2.8% penetration) at March 31, 1996 versus 52,266 subscribers in 14 Systems (1.8% penetration) at March 31, 1995. Roaming revenues increased approximately 59% to $6,932,000 (38% of total revenues and sales) for the three months ended March 31, 1996 from $4,362,000 (38% of total revenues and sales) for the comparable period in 1995. The growth in roaming revenues was due primarily to increased coverage of the licensed service area through the construction of additional cell sites. Toll revenue increased approximately 71% to $1,233,000 (7% of total revenues and sales) for the three months ended March 31, 1996 from $723,000 (6% of total revenues and sales) for the comparable period in 1995. The growth in toll revenue was due primarily to the increase in the number of subscribers and growth in roaming revenues as noted above. Equipment sales increased approximately 18% to $764,000 (4% of total revenues and sales) for the three months ended March 31, 1996 from $649,000 (6% of total revenues and sales) for the comparable period in 1995. The growth in equipment sales was due primarily to the increase in the number of subscriber additions, somewhat offset by continued decreases in cellular telephone equipment prices. Consistent with industry practices, the Company frequently sells cellular equipment at significant discounts, resulting in a negative gross margin. Such practices are designed to attract and retain subscribers to allow the Company to focus on its primary business of selling airtime, access, and other cellular services.

         Total monthly revenues per average subscriber (excluding equipment sales) decreased 7%, to $68 for the three months ended March 31, 1996 from $73 for the comparable period in 1995. A decline in total monthly revenues per average subscriber is consistent with industry trends and reflects, among other things, (i) the distribution of roaming revenues over a much larger subscriber base noted above, and (ii) the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time.

         Cost of services increased approximately 34%, to $2,447,000 (14% of total revenues excluding equipment sales) for the three months ended March 31, 1996 from $1,830,000 (17% of total revenues excluding equipment sales) for the comparable period in 1995. The growth in the Company's subscriber base and the expansion of its cellular coverage areas has led to greater cost of services, primarily in the areas of system network, billing and administration. The decrease in cost of services as a percentage of total revenues excluding equipment sales resulted from continued operational efficiencies as well as the fact that certain costs are fixed in nature and are being spread out over an increasing revenue base.

         Cost of equipment sales increased approximately 25%, to $1,517,000 for the three months ended March 31, 1996 from $1,215,000 for the comparable period in 1995. The increase was due primarily to the increase in the number of subscriber additions, and their associated equipment purchases, as noted above.

         General and administrative expenses increased approximately 27%, to $3,846,000 (21% of total revenues and sales) for the three months ended March 31, 1996 from $3,039,000 (26% of total revenues and sales) for the comparable period in 1995. The increase was due primarily to the overall growth of the Company as well as the acquisition of Indiana. The decrease in general and administrative expenses as a percentage of total revenues and sales resulted from continued efficiencies in the Company's operations, as well as the fact that general and administrative expenses tend to be somewhat fixed in nature and are being spread over an increasing revenue base.

         Selling expenses increased approximately 26%, to $2,963,000 (16% of total revenues and sales) for the three months ended March 31, 1996 from $2,346,000 (20% of total revenues and sales) for the comparable period in 1995. The increase was due primarily to the increase in the number of subscribers added. Average acquisition cost (marketing costs plus equipment subsidy) per gross subscriber addition decreased approximately 14% to $314 for the three months ended March 31, 1996 from $364 for the comparable period in 1995, due primarily to continued expansion of the retail distribution channel and improved margin on equipment costs.

         EBITDA increased approximately 136% to $7,256,000 (40% of total revenues and sales) for the three months ended March 31, 1996 from $3,073,000 (27% of total revenues and sales) for the comparable period in 1995, primarily as a result of increased subscriber and roaming revenue and efficiencies in cost of services and general and administrative expenses, as previously discussed.

         Depreciation and amortization increased approximately 27%, to $5,354,000 for the three months ended March 31, 1996 from $4,200,000 for the comparable period in 1995. The increase was primarily the result of amortization of license costs associated with the acquisition in 1995 of Indiana, as well as an increase in depreciation related to additional cellular equipment placed into service throughout 1995 and the first quarter of 1996.

         Interest expense, net of interest income increased approximately 13%, to $6,819,000 for the three months ended March 31, 1996 from $6,026,000 for the comparable period in 1995. Average debt outstanding for the three months ended March 31, 1996 was approximately $250.0 million at an average interest rate of 10.9%, compared to $205.0 million at an average interest rate of 11.7% for the comparable period in 1995. The increase in interest expense was due primarily to accretion related to the Notes and borrowings under the revolving credit agreement, offset somewhat by the lower overall average interest rate on borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         The cellular telephone business requires substantial capital to acquire, construct, and expand cellular telephone systems and to fund operations. The Company has incurred approximately $3.1 million for capital expenditures through March 31, 1996 to construct additional cell sites to improve and expand signal coverage and to purchase additional radio equipment to increase system capacity. The Company anticipates it will continue to require substantial capital for such expenditures throughout the remainder of 1996. The Company may also consider purchasing and retiring additional notes as market conditions may allow, subject to certain covenants as set forth under the Company's revolving credit facility.

         The Company anticipates that the net proceeds generated from the sale of the Georgia Cluster and Monongalia will be used to reduce borrowings under the Credit Agreement, to fund future capital expenditures and for general working capital purposes. The Company anticipates that the remaining borrowings available under the revolving credit agreement along with cash flow generated from operations and remaining proceeds from the sales of the Georgia Cluster and Monongalia will provide sufficient liquidity to satisfy the Company's financial obligations for the foreseeable future. The indenture governing the Notes and the revolving credit agreement contain covenants and restrictions relating to, among other things (i) disposing of certain subsidiaries, (ii) future acquisitions, unless future ratios are fulfilled, (iii) dividend declarations or payments, (iv) maintenance of certain financial ratios, and (v) the incurrence of additional indebtedness. There were $76.5 million of borrowings outstanding ($13.5 million available) under the revolving credit agreement as of May 10, 1996, at an average interest rate of 8.2 %.

         The Company's EBITDA has been positive since 1993. A continuation of positive EBITDA would be consistent with the historical operating performance of more established industry operators with longer operating histories. Although there can be no assurances, management believes the Company's operations will result in operating cash flow which, along with borrowings available under the revolving credit agreement and remaining proceeds from the sales of the Georgia Cluster and Monongalia, will be sufficient to meet debt service and capital expenditure requirements. If the Company does not achieve the anticipated cash flow, the Company will have to either reduce capital expenditures or raise funds through other measures such as refinancings or asset sales.

CHANGES IN FINANCIAL CONDITION

         March 31, 1996 compared with December 31, 1995. Current assets and net working capital (deficit) amounted to $14.9 million and $(.2) million, respectively, at March 31, 1996 as compared to $14.9 million and $2.5 million, respectively, at December 31, 1995. Compared to December 31, 1995, accounts receivable decreased $.7 million, due primarily to efforts undertaken to improve customer and roamer payment cycles. Compared to December 31, 1995, current liabilities increased by $2.7 million, primarily the result of an increase in the current portion of the revolving credit facility, offset somewhat by a seasonal decrease in year-end accounts payable and accrued expenses. The Company generated approximately $4.8 million and $1.2 million in cash from operations for the three month periods ended March 31, 1996 and 1995, respectively.

         Long-term debt increased to $252.2 million at March 31, 1996 from $247.9 million at December 31, 1995 as a result of continuing accretion of the senior subordinated notes throughout the first quarter of 1996, offset by $.5 million of repayments of borrowings under the revolving credit agreement.

             [The remainder of this page intentionally left blank.]

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On May 9, 1996, one of the Company's subsidiaries entered into a definitive agreement to sell the FCC Operating License, together with certain operating assets and liabilities, of Monongalia to an affiliate of PriCellular Corporation for approximately $35 million. The sale is subject to certain regulatory and other approvals. The Company expects the transaction to close during the third quarter of 1996.

         Monongalia covers approximately 269,000 pops and served approximately 7,300 subscribers as of March 31, 1996. For the quarter ended March 31, 1996, Monongalia generated approximately $1.1 million of total revenue and sales, $.4 million of earnings before depreciation and amortization, interest expense and income taxes, and $.4 million of net loss, and accounted for approximately $16.5 million of the Company's total consolidated assets at March 31, 1996.

         The Company continues to evaluate the previously disclosed strategic alternatives available with regard to its remaining assets and no definitive decision has been made as to whether the Company will pursue any such strategic alternatives.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits.

                  10.1 Asset Acquisition Agreement dated as of March 22, 1996 between Horizon Cellular Telephone Company of Spalding, L.P. and Columbus Cellular Telephone Company and Macon Cellular Telephone Systems Limited Partnership.

                  10.2 Asset Acquisition Agreement dated as of March 22, 1996 between Horizon Cellular Telephone Company of Dawson, L.P. and Cellco Partnership.

                  10.3 Fifth Amendment to Credit Agreement dated as of February 26, 1996 among Horizon Cellular Telephone Company, L.P., Horizon Finance Corporation, the lenders listed therein, Bankers Trust Company (as Arranging and Administrative Agent), Citicorp North America, Inc. (as Arranging and Collateral Agent), and the subsidiaries of Horizon Cellular Telephone Company, L.P. listed therein.

                  10.4 Letter Agreement dated March 22, 1996 between Horizon Cellular Telephone Company of Dawson, L.P. and Cellco Partnership.

                  27       Financial Data Table.


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three month period ended March 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                             HORIZON CELLULAR TELEPHONE
                             COMPANY, L.P.

                             By: KCCGP, L.P., its general partner

                             By: HORIZON, G.P., INC., its corporate general
                                 partner


Date:  May 14, 1996          By: /s/ Bruce M. Hernandez
                                 ----------------------------------------------
                                 Bruce M. Hernandez, Vice President and
                                 Chief Financial Officer



Date:  May 14, 1996          By: /s/ Steven B. Figard
                                 ----------------------------------------------
                                 Steven B. Figard, Vice President - Chief
                                 Accounting Officer



                             HORIZON FINANCE CORPORATION



Date:  May 14, 1996          By: /s/ Bruce M. Hernandez
                                 ----------------------------------------------
                                 Bruce M. Hernandez, Vice President



Date:  May 14, 1996          By: /s/ Steven B. Figard
                                 ----------------------------------------------
                                 Steven B. Figard, Vice President - Assistant
                                 Treasurer and Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT                                                                                            PAGE
- -------                                                                                            ----
10.1       Asset Acquisition Agreement dated as of March 22, 1996 between Horizon
           Cellular Telephone Company of Spalding, L.P. and Columbus Cellular
           Telephone Company and Macon Cellular Telephone Systems Limited
           Partnership..........................................................................     12

10.2       Asset Acquisition Agreement dated as of March 22, 1996 between Horizon
           Cellular Telephone Company of Dawson, L.P. and Cellco Partnership....................     __

10.3       Fifth Amendment to Credit Agreement dated as of February 26, 1996 among
           Horizon Cellular Telephone Company, L.P., Horizon Finance Corporation,
           the lenders listed therein,Bankers Trust Company (as Arranging and
           Administrative Agent), Citicorp North America, Inc. (as Arranging
           and Collateral Agent), and the subsidiaries of Horizon Cellular Telephone
           Company, L.P. listed therein.........................................................     __

10.4       Letter Agreement dated March 22, 1996 between Horizon Cellular Telephone
           Company of Dawson, L.P. and Cellco Partnership.......................................     __

27         Financial Data Table.................................................................     __