Form 10-Q
period 1996-06-30
HORIZON CELLULAR TELEPHONE CO LP; HORIZON FINANCE CORP
filed 1996-08-14
CIK 898675, 914254

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1996


                                       or

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days.  Yes    X        No
                     -----          -----



         As of August 12, 1996, 100 shares of Horizon Finance Corporation Common Stock, par value $0.01 per share, were outstanding.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                          HORIZON FINANCE CORPORATION

                       SECOND QUARTER REPORT ON FORM 10-Q

                                     INDEX


Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                     June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .  1

                 Consolidated Statements of Operations -
                     Three months ended June 30, 1996 and 1995; six months ended
                     June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                 Consolidated Statement of Partners' Equity -
                     Six months ended June 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statements of Cash Flows -
                     Six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .  4

                 Notes to Consolidated Financial Statements - June 30, 1996 . . . . . . . . . . . . . .  5

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


Part II.         Other Information

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           JUNE 30,         DECEMBER 31,
                                                                             1996               1995
                                                                         -------------     -------------
Current assets:                                                          (Unaudited)           (Note)
  Cash and cash equivalents . . . . . . . . . . . . . . . .             $   2,352,669      $   1,626,815
  Accounts receivable, less allowance for doubtful
    accounts of $688,397 and $636,227 . . . . . . . . . . .                13,233,314         11,736,236
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .                   934,660            770,734
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . .                 1,067,597            776,292
                                                                        -------------      -------------
Total current assets  . . . . . . . . . . . . . . . . . . .                17,588,240         14,910,077


Property and equipment:
  Cellular systems  . . . . . . . . . . . . . . . . . . . .                67,331,256         63,394,251
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .                 7,863,152          6,479,176
                                                                        -------------      -------------
                                                                           75,194,408         69,873,427
  Accumulated depreciation  . . . . . . . . . . . . . . . .               (22,336,509)       (17,446,935)
                                                                        -------------      -------------
                                                                           52,857,899         52,426,492
Licenses, net of accumulated amortization of
  $17,519,738 and $14,490,949   . . . . . . . . . . . . . .               222,055,119        225,082,036
Advances to affiliates  . . . . . . . . . . . . . . . . . .                   699,874            579,887
Other assets, net of accumulated amortization
  of $17,261,443 and $14,047,654  . . . . . . . . . . . . .                18,797,720         21,700,279
                                                                        -------------      -------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . .             $ 311,998,852      $ 314,698,771
                                                                        =============      =============

                                                        LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . .             $   3,242,396      $   3,750,814
  Accrued expenses  . . . . . . . . . . . . . . . . . . . .                 5,259,170          5,947,192
  Deferred income . . . . . . . . . . . . . . . . . . . . .                 2,116,255          1,746,712
  Current portion of revolver . . . . . . . . . . . . . . .                 4,875,000          1,000,000
                                                                        -------------      -------------
Total current liabilities . . . . . . . . . . . . . . . . .                15,492,821         12,444,718

Revolving credit agreement  . . . . . . . . . . . . . . . .                69,625,000         77,500,000
11 3/8% senior subordinated notes . . . . . . . . . . . . .               179,067,859        169,431,376

Minority interest . . . . . . . . . . . . . . . . . . . . .                 2,866,513          2,837,809

Partners' equity:
  Partners' contributions . . . . . . . . . . . . . . . . .               127,197,323        127,197,323
  Cumulative net loss . . . . . . . . . . . . . . . . . . .               (82,250,664)       (74,712,455)
                                                                        -------------      -------------
Total partners' equity  . . . . . . . . . . . . . . . . . .                44,946,659         52,484,868
                                                                        -------------      -------------
Total liabilities and partners' equity  . . . . . . . . . .             $ 311,998,852      $ 314,698,771
                                                                        =============      =============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                1996            1995            1996            1995
                                                            ------------   -------------    ------------    ------------
Revenues and sales:
  Subscriber revenues . . . . . . . . . . . . . . . .       $  9,733,534    $  6,654,329    $ 18,833,646    $ 12,423,040
  Roaming revenues  . . . . . . . . . . . . . . . . .          8,566,413       5,876,977      15,498,273      10,238,987
  Toll revenue  . . . . . . . . . . . . . . . . . . .          1,478,653       1,066,041       2,711,070       1,789,561
  Equipment sales . . . . . . . . . . . . . . . . . .            763,759         722,933       1,528,027       1,371,566
                                                            ------------   -------------    ------------    ------------
Total revenues and sales  . . . . . . . . . . . . . .         20,542,359      14,320,280      38,571,016      25,823,154

Costs and expenses:
  Cost of services  . . . . . . . . . . . . . . . . .          2,608,079       2,088,798       5,055,130       3,919,244
  Cost of equipment sales . . . . . . . . . . . . . .          1,581,499       1,663,300       3,098,141       2,878,142
  General and administrative  . . . . . . . . . . . .          3,862,202       3,195,279       7,708,004       6,233,853
  Selling . . . . . . . . . . . . . . . . . . . . . .          3,147,143       2,636,080       6,109,992       4,982,513
  Depreciation and amortization . . . . . . . . . . .          4,991,895       4,401,947      10,346,221       8,601,551
                                                            ------------   -------------    ------------    ------------
                                                              16,190,818      13,985,404      32,317,488      26,615,303
                                                            ------------   -------------    ------------    ------------
  Income (loss) from operations . . . . . . . . . . .          4,351,541         334,876       6,253,528        (792,149)

Interest expense, net of interest
  income, totaling $15,371, $42,127, $28,549 and
  $50,710, respectively . . . . . . . . . . . . . . .          6,942,193       6,394,261      13,761,413      12,420,756
                                                            ------------   -------------    ------------    ------------
Loss before minority interest . . . . . . . . . . . .         (2,590,652)     (6,059,385)     (7,507,885)    (13,212,905)

Minority interest . . . . . . . . . . . . . . . . . .            (27,185)         13,975         (30,324)         41,074
                                                            ------------   -------------    ------------    ------------
Net loss  . . . . . . . . . . . . . . . . . . . . . .       $ (2,617,837)  $  (6,045,410)   $ (7,538,209)   $(13,171,831)
                                                            =============  ==============   =============   =============


                            See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (UNAUDITED)



                                                         LIMITED             GENERAL
                                                         PARTNERS            PARTNER             TOTAL
                                                       ------------       -------------       ------------
Partners' equity at December 31, 1995 . . . . .       $  51,640,002       $     844,866       $ 52,484,868

Net loss  . . . . . . . . . . . . . . . . . . .          (7,387,445)           (150,764)        (7,538,209)
                                                      -------------       -------------       ------------
Partners' equity at June 30, 1996 . . . . . . .       $  44,252,557       $     694,102       $ 44,946,659
                                                      =============       =============       ============





                            See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                       ---------------------------------
                                                                             1996               1995
                                                                       --------------     --------------
OPERATING ACTIVITIES
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .            $   (7,538,209)    $  (13,171,831)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . .                10,346,221          8,601,551
  Provision for bad debts . . . . . . . . . . . . . . . . .                   349,413            237,898
  Minority share of operating loss  . . . . . . . . . . . .                    30,324            (41,074)
  Deferred interest . . . . . . . . . . . . . . . . . . . .                 9,636,483          9,855,900
  Amortization of deferred financing costs  . . . . . . . .                   822,114            735,305

  Changes in operating assets and liabilities
      (net of effect of companies acquired in 1995):
      Accounts receivable . . . . . . . . . . . . . . . . .                (1,846,491)        (1,735,552)
      Inventory . . . . . . . . . . . . . . . . . . . . . .                  (163,926)           104,435
      Prepaid expenses  . . . . . . . . . . . . . . . . . .                   (74,875)          (227,301)
      Accounts payable, accrued expenses and other  . . . .                  (981,871)           138,671
      Deferred income . . . . . . . . . . . . . . . . . . .                   369,543            468,200
                                                                         ------------       ------------
  Net cash provided by operating activities . . . . . . . .                10,948,726          4,966,202
INVESTING ACTIVITIES
Purchases of property and equipment,
  net of $133,042, and $354,970, purchased on account
  or financed . . . . . . . . . . . . . . . . . . . . . . .                (5,371,753)        (7,268,644)
License and systems acquisitions  . . . . . . . . . . . . .                        --        (27,029,763)
Change in other assets  . . . . . . . . . . . . . . . . . .                   (26,560)           (22,618)
                                                                         ------------       ------------
Net cash used in investing activities . . . . . . . . . . .                (5,398,313)       (34,321,025)
FINANCING ACTIVITIES
Repurchase of partner's equity  . . . . . . . . . . . . . .                        --           (168,237)
Proceeds from revolving credit agreement  . . . . . . . . .                 2,500,000         31,000,000
Repayment of revolving credit agreement . . . . . . . . . .                (6,500,000)                --
Advances to affiliate, net of $1,118,518 in 1995, noncash
  minority investment in consolidated partnerships  . . . .                  (824,559)          (510,083)
                                                                         ------------       ------------
Net cash (used in) provided by financing activities . . . .                (4,824,559)        30,321,680
                                                                         ------------       ------------
Net increase in cash and cash equivalents . . . . . . . . .                   725,854            966,857
Cash and cash equivalents at beginning
  of period . . . . . . . . . . . . . . . . . . . . . . . .                 1,626,815          2,069,889
                                                                         ------------       ------------
Cash and cash equivalents at end of period  . . . . . . . .             $   2,352,669      $   3,036,746
                                                                        =============      =============


                            See accompanying notes.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Horizon Cellular Telephone Company, L.P., a Delaware limited partnership, its majority-owned subsidiary partnerships (the local operating companies and Digital Radio, L.P.) and Horizon Finance Corporation, a wholly- owned subsidiary of the Company which has no material assets (collectively referred to as "HCTC" or the "Company"). Digital Radio, L.P. has had no operations since its inception in 1993. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to Note 4 (Recent Developments) below, together with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

4.  RECENT DEVELOPMENTS

         On March 22, 1996, two of the Company's subsidiaries entered into definitive agreements to sell the FCC Operating Licenses, together with certain operating assets and liabilities, of the Georgia RSA #6 and the Georgia RSA #2 (known collectively as the "Georgia Cluster") for a combined sales price of approximately $90 million. The Company consummated such sales on July 5, 1996 and July 16, 1996, respectively.

                    HORIZON CELLULAR TELEPHONE COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  RECENT DEVELOPMENTS (CONTINUED)

         The Georgia Cluster covered approximately 474,000 pops and served approximately 12,000 subscribers as of June 30, 1996. For the three- and six-month periods ended June 30, 1996, the Georgia Cluster generated approximately $3.4 and $6.4 million in total revenues and sales, $1.8 and $3.3 million of earnings before depreciation and amortization and interest expense, and $0.4 and $0.6 million of net income, respectively, and accounted for approximately $60.3 million of the Company's total consolidated assets at June 30, 1996.

         On May 8, 1996, another of the Company's subsidiaries entered into a definitive agreement to sell the FCC Operating License, together with certain operating assets and liabilities, of West Virginia RSA #3 ("Monongalia") for approximately $35 million. The Company consummated such sale on July 23, 1996.

         Monongalia covered approximately 269,000 pops and served approximately 7,800 subscribers as of June 30, 1996. For the three- and six- month periods ended June 30, 1996, Monongalia generated approximately $1.4 and $2.5 million of total revenues and sales, $0.5 and $0.8 million of earnings before depreciation and amortization and interest expense, and $0.2 and $0.6 million of net loss, respectively, and accounted for approximately $16.4 million of the Company's total consolidated assets at June 30, 1996.

         In connection with the consummation of the sales of the Georgia Cluster and Monongalia in July 1996, the Company repaid the entire outstanding indebtedness under its revolving credit facility and the commitments thereunder were terminated. This repayment resulted in an extraordinary charge of approximately $2 million, which will be recognized in July 1996, for unamortized financing fees. The Company currently retains approximately $40 million in cash proceeds from such sales and intends to use a significant portion of these proceeds to make distributions to its partners for tax purposes during the third quarter of 1996.

         On July 11, 1996, three of the Company's subsidiaries entered into a definitive agreement to sell the FCC Operating Licenses, together with certain operating assets and liabilities, of New York RSA #3 ("Chautauqua"), Pennsylvania RSA #1 ("Crawford"), Pennsylvania RSA #6 ("Lawrence"), and Pennsylvania RSA #7 ("Indiana") for approximately $250 million.

         Chautauqua, Crawford, Lawrence, and Indiana cover approximately 1,282,000 pops and served approximately 38,400 subscribers as of June 30, 1996. For the three- and six-month periods ended June 30, 1996, these markets generated approximately $7.9 and $15.1 million of total revenues and sales, $3.9 and $7.2 million of earnings before depreciation and amortization and interest expense, and $1.2 and $1.4 million of net income, respectively, and accounted for approximately $116.8 million of the Company's total consolidated assets at June 30, 1996. The sales of Chautauqua, Crawford, Lawrence and Indiana are subject to certain regulatory and other approvals and are expected to close early in the fourth quarter of 1996.

         In accordance with the senior subordinated note indenture, the Company has two alternatives for the remaining proceeds of the combined asset sales/contracted sales: HCTC may: (i) reinvest the cash back into the wireless communications business by either (a) investing in its existing properties or (b) investing in a related business, including domestic or international wireless communications or (ii) make an offer to purchase the senior subordinated notes at 100% of their accreted value. While the indenture provides these two alternatives, the Company intends on tendering for all $206 million of its senior subordinated notes. Such tender offer is expected to commence during the third quarter of 1996.

         The financial statements do not reflect either the estimated gain, or any expenses or charges incurred or expected to be incurred related to the sale of the Georgia Cluster, Monongalia, Chautauqua, Crawford, Lawrence and Indiana or to the termination of the revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company owns and operates cellular telephone systems which are primarily in the early stages of development. Despite the Company's early stages of development, consolidated earnings before interest, depreciation, and amortization (EBITDA) has been positive since 1993. Although there can be no assurance, EBITDA is expected to continue to increase as growth in subscriber and roaming revenues outpace variable cost increases.

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

         The consolidated results of operations include the revenues and expenses of all the Systems since their respective dates of acquisition. The following table sets forth the Systems owned as of June 30, 1996, the date acquired, date operations commenced, and total pops:

                                                    DATE                    COMMENCEMENT            TOTAL
           SYSTEM                                 ACQUIRED                 OF OPERATIONS            POPS
           ------                                 --------                 -------------            ----
MID-ATLANTIC CLUSTER:
  MD-3 (Frederick)  . . . . . . . . . . . .   September 1991              January 1991            166,061
  PA-6 (Lawrence)   . . . . . . . . . . . .   August 1991                 September 1991          374,989
  PA-10-W (Bedford)   . . . . . . . . . . .   October 1991                January 1992             49,094
  PA-1 (Crawford)   . . . . . . . . . . . .   December 1992               April 1992              197,858
  WV-3 (Monongalia)   . . . . . . . . . . .   December 1992               January 1991            268,755
  NY-3 (Chautauqua)   . . . . . . . . . . .   March 1994                  October 1991            492,406
  MSA #257A (Hagerstown)  . . . . . . . . .   April 1994                  August 1989             127,026
  MSA #269A (Cumberland)  . . . . . . . . .   April 1994                  November 1988            67,871
  PA-7 (Indiana)  . . . . . . . . . . . . .   June 1995                   July 1991               216,758
                                                                                                ---------
         Total                                                                                  1,960,818

KENTUCKY CLUSTER:
  KY-4 (Spencer)  . . . . . . . . . . . . .   November 1992               April 1993              232,030
  KY-5 (Central Kentucky)   . . . . . . . .   October 1993                March 1992              155,384
  KY-6 (Central Kentucky)   . . . . . . . .   October 1993                March 1991              251,085
  KY-8 (Central Kentucky)   . . . . . . . .   October 1993                March 1992              117,540
                                                                                                ---------
         Total                                                                                    756,039

GEORGIA CLUSTER:
  GA-6 (Spalding)   . . . . . . . . . . . .   March 1993                  April 1993              196,029
  GA-2 (Dawson)   . . . . . . . . . . . . .   August 1994                 April 1991              277,635
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
                                                                                                =========

         As discussed more fully in Note 4 (Recent Developments) to the Company's financial statements located in Item 1 above, in July 1996 the Company consummated the sales of its Monongalia, Spalding and Dawson Systems and contracted to sell its Lawrence, Crawford, Chautauqua and Indiana Systems.

RESULTS OF OPERATIONS

         The comparability of the historical quarterly financial data is impacted somewhat by the timing of the Indiana acquisition in June 1995. Accordingly, any fluctuation between periods may not necessarily be proportionate to the level of operating activity.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Total revenues and sales increased approximately 43% to $20,542,000 for the three months ended June 30, 1996 from $14,320,000 for the comparable period in 1995. Of this increase, $3,079,000 was due to an increase in subscriber revenues, $2,689,000 was due to an increase in roaming revenues, $413,000 was due to an increase in toll revenue, and $41,000 was due to an increase in equipment sales. Subscriber revenues increased approximately 46% to $9,734,000 (47% of total revenues and sales) for the three months ended June 30, 1996 from $6,654,000 (46% of total revenues and sales) for the comparable period in 1995. The growth in subscriber revenues was due primarily to the growth in the number of subscribers associated with continued internal expansion and the Indiana acquisition in June 1995: 96,648 subscribers (3.0% penetration) at June 30, 1996 versus 63,847 subscribers (2.0% penetration) at June 30, 1995. Roaming revenues increased approximately 46% to $8,566,000 (42% of total revenues and sales) for the three months ended June 30, 1996 from $5,877,000 (41% of total revenues and sales) for the comparable period in 1995. The growth in roaming revenues was due primarily to increased coverage of the licensed service area through the addition of 22 cell sites. Although roaming revenue comprises a significant portion of total revenues and sales, the Company expects the relative significance of roaming revenue to decrease as the Systems it operates continue to develop and the subscriber base relating to such Systems expands. Toll revenue increased approximately 39% to $1,479,000 (7% of total revenues and sales) for the three months ended June 30, 1996 from $1,066,000 (7% of total revenues and sales) for the comparable period in 1995. The growth in toll revenue was due primarily to the increase in the number of subscribers and growth in roaming revenues as noted above. Equipment sales increased approximately 6% to $764,000 (4% of total revenues and sales) for the three months ended June 30, 1996 from $723,000 (5% of total revenues and sales) for the comparable period in 1995. The growth in equipment sales was due primarily to the increase in the number of subscribers as noted above, somewhat offset by continued decreases in cellular telephone equipment prices. Consistent with industry practices, the Company frequently sells cellular equipment at significant discounts, resulting in a negative gross margin. Such practices are designed to attract and retain subscribers to allow the Company to focus on its primary business of selling airtime, access, and other cellular services.

         Total monthly revenues per average subscriber (excluding equipment sales) decreased 9%, to $72 for the three months ended June 30, 1996 from $79 for the comparable period in 1995. A decline in total monthly revenues per average subscriber is consistent with industry trends and reflects, among other things, (i) the distribution of roaming revenues over a much larger subscriber base noted above, (ii) the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time, and (iii) reductions in monthly service rates consistent with industry practices.

         Cost of services increased approximately 25%, to $2,608,000 (13% of total revenues excluding equipment sales) for the three months ended June 30, 1996 from $2,089,000 (15% of total revenues excluding equipment sales) for the comparable period in 1995. The growth in the Company's subscriber base and the expansion of its cellular coverage areas has led to greater cost of services, primarily in the areas of system network, subscriber billing and administration. The decrease in cost of services as a percentage of total revenues excluding equipment sales resulted from continued operational efficiencies as well as the fact that certain costs are fixed in nature and are being spread over an increasing revenue base.

         Cost of equipment sales decreased approximately 5%, to $1,581,000 for the three months ended June 30, 1996 from $1,663,000 for the comparable period in 1995. The decrease was due primarily to an overall reduction in the wholesale cost of equipment offset by the increase in the number of gross subscriber additions, and their associated equipment purchases, as noted above.

         General and administrative expenses increased approximately 21%, to $3,862,000 (19% of total revenues and sales) for the three months ended June 30, 1996 from $3,195,000 (22% of total revenues and sales) for the comparable period in 1995. The increase was due primarily to the increase in expenses as a result of the overall growth of the

Company. The decrease in general and administrative expenses as a percentage of total revenues and sales resulted from continued efficiencies in the Company's operations, as well as the fact that general and administrative expenses tend to be somewhat fixed in nature and are being spread over an increasing revenue base.

         Selling expenses increased approximately 19%, to $3,147,000 (15% of total revenues and sales) for the three months ended June 30, 1996 from $2,636,000 (18% of total revenues and sales) for the comparable period in 1995. The increase was due primarily to the growth in number of subscribers added. Average acquisition cost (marketing costs plus equipment subsidy) per gross subscriber addition was reduced approximately 5% to $325 for the three months ended June 30, 1996 from $343 for the comparable period in 1995.

         EBITDA increased approximately 97% to $9,343,000 (45% of total revenues and sales) for the three months ended June 30, 1996 from $4,737,000 (33% of total revenues and sales) for the comparable period in 1995, primarily as a result of increased subscriber and roaming revenue and efficiencies in cost of services and general and administrative expenses, as previously discussed.

         Depreciation and amortization increased approximately 13%, to $4,992,000 for the three months ended June 30, 1996 from $4,402,000 for the comparable period in 1995. The increase was primarily the result of amortization of license costs, additional property and equipment, and other assets associated with the Indiana acquisition in 1995, as well as an increase in depreciation related to additional cellular equipment placed into service throughout 1995 and the first six months of 1996.

         Interest expense increased approximately 9%, to $6,942,000 for the three months ended June 30, 1996 from $6,394,000 for the comparable period in 1995. Average debt outstanding for the three months ended June 30, 1996 was approximately $253.0 million at an average interest rate of 11.0%, compared to $219.2 million at an average interest rate of 11.6% for the comparable period in 1995. The increase was due primarily to increased accretion related to the senior subordinated notes and borrowings under the revolving credit agreement.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Total revenues and sales increased approximately 49% to $38,571,000 for the six months ended June 30, 1996 from $25,823,000 for the comparable period in 1995. Of this increase, $6,411,000 was due to an increase in subscriber revenues, $5,259,000 was due to an increase in roaming revenues, $922,000 was due to an increase in toll revenue, and $156,000 was due to an increase in equipment sales. Subscriber revenues increased approximately 52% to $18,834,000 (49% of total revenues and sales) for the six months ended June 30, 1996 from $12,423,000 (48% of total revenues and sales) for the comparable period in 1995. The growth in subscriber revenues was due primarily to the growth in the number of subscribers associated with continued internal expansion and the Indiana acquisition in June 1995: 96,648 subscribers (3.0% penetration) at June 30, 1996 versus 63,847 subscribers (2.0% penetration) at June 30, 1995. Roaming revenues increased approximately 51% to $15,498,000 (40% of total revenues and sales) for the six months ended June 30, 1996 from $10,239,000 (40% of total revenues and sales) for the comparable period in 1995. The growth in roaming revenues was due primarily to increased coverage of the licensed service area through the addition of 22 cell sites. Although roaming revenue comprises a significant portion of total revenues and sales, the Company expects the relative significance of roaming revenue to decrease as the Systems it operates continue to develop and the subscriber base relating to such Systems expands. Toll revenue increased approximately 51% to $2,711,000 (7% of total revenues and sales) for the six months ended June 30, 1996 from $1,790,000 (7% of total revenues and sales) for the comparable period in 1995. The growth in toll revenue was due primarily to the increase in the number of subscribers and growth in roaming revenues as noted above. Equipment sales increased approximately 11% to $1,528,000 (4% of total revenues and sales) for the six months ended June 30, 1996 from $1,372,000 (5% of total revenues and sales) for the comparable period in 1995. The growth in equipment sales was due primarily to the increase in the number of subscribers as noted above, somewhat offset by continued decreases in cellular telephone equipment prices. Consistent with industry practices, the Company frequently sells cellular equipment at significant discounts, resulting in a negative gross margin. Such practices are designed to attract and retain subscribers to allow the Company to focus on its primary business of selling airtime, access, and other cellular services.

         Total monthly revenues per average subscriber (excluding equipment sales) decreased 8%, to $70 for the six months ended June 30, 1996 from $76 for the comparable period in 1995. A decline in total monthly revenues per average subscriber is consistent with industry trends and reflects, among other things, (i) the distribution of roaming revenues over a much larger subscriber base noted above, (ii) the fact that initial subscribers in a market tend to use more cellular service than those who subscribe after a system has been in operation for a period of time, and (iii) reductions in monthly service rates consistent with industry practices.

         Cost of services increased approximately 29%, to $5,055,000 (14% of total revenues excluding equipment sales) for the six months ended June 30, 1996 from $3,919,000 (16% of total revenues excluding equipment sales) for the comparable period in 1995. The growth in the Company's subscriber base and the expansion of its cellular coverage areas has led to greater cost of services, primarily in the areas of system network, subscriber billing and administration. The decrease in cost of services as a percentage of total revenues excluding equipment sales resulted from continued operational efficiencies as well as the fact that certain costs are fixed in nature and are being spread over an increasing revenue base.

         Cost of equipment sales increased approximately 8%, to $3,098,000 for the six months ended June 30, 1996 from $2,878,000 for the comparable period in 1995. The increase was due primarily to the increase in the number of gross subscriber additions, and their associated equipment purchases, as noted above.

         General and administrative expenses increased approximately 24%, to $7,708,000 (20% of total revenues and sales) for the six months ended June 30, 1996 from $6,234,000 (24% of total revenues and sales) for the comparable period in 1995. The increase was due primarily to the increase in expenses as a result of the overall growth of the Company. The decrease in general and administrative expenses as a percentage of total revenues and sales resulted from continued efficiencies in the Company's operations, as well as the fact that general and administrative expenses tend to be somewhat fixed in nature and are being spread over an increasing revenue base.

         Selling expenses increased approximately 23%, to $6,110,000 (16% of total revenues and sales) for the six months ended June 30, 1996 from $4,983,000 (19% of total revenues and sales) for the comparable period in 1995. The increase was due primarily to the growth in number of subscribers added. Average acquisition cost (marketing costs plus equipment subsidy) per gross subscriber addition decreased approximately 9% to $320 for the six months ended June 30, 1996 from $352 for the comparable period in 1995, mostly due to a reduction in wholesale equipment cost.

         EBITDA increased approximately 113% to $16,600,000 (43% of total revenues and sales) for the six months ended June 30, 1996 from $7,809,000 (30% of total revenues and sales) for the comparable period in 1995, primarily as a result of increased subscriber and roaming revenue and efficiencies in cost of services and general and administrative expenses, as previously discussed.

         Depreciation and amortization increased approximately 20%, to $10,346,000 for the six months ended June 30, 1996 from $8,602,000 for the comparable period in 1995. The increase was primarily the result of amortization of license costs associated with the Indiana acquisition in 1995, as well as an increase in depreciation related to additional cellular equipment placed into service throughout 1995 and the first six months of 1996.

         Interest expense increased approximately 11%, to $13,761,000 for the six months ended June 30, 1996 from $12,421,000 for the comparable period in 1995. Average debt outstanding for the six months ended June 30, 1996 was approximately $251.4 million at an average interest rate of 10.9%, compared to $212.3 million at an average interest rate of 11.7% for the comparable period in 1995. The increase was due primarily to increased accretion related to the senior subordinated notes, borrowings under the revolving credit agreement, and a reduction in interest income earned on lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         In July, the Company consummated the sales of the Georgia Cluster and Monongalia, and contracted to sell its Chautauqua, Crawford, Lawrence and Indiana Systems. The expected proceeds of the combined asset sales/contracted sales are approximately $375 million. In connection with the consummation of the sales of the Georgia Cluster and Monongalia, the Company repaid the entire outstanding indebtedness under its revolving credit facility and the commitments thereunder were terminated. This repayment resulted in an extraordinary charge of approximately $2 million, which will be recognized in July 1996, for unamortized financing fees. The Company currently retains approximately $40 million in cash proceeds from such sales and intends to use a significant portion of these proceeds to make distributions to its partners for tax purposes during the third quarter of 1996. In accordance with the senior subordinated note indenture, the Company has two alternatives for the remaining proceeds of these asset sales/contracted sales. HCTC may: (i) reinvest the cash back into the wireless communications business by either (a) investing in its existing properties or (b) investing in a related business, including domestic or international wireless communications or (ii) make an offer to purchase the senior subordinated notes at 100% of their accreted value. While the indenture provides these two alternatives, the Company intends on tendering for all $206 million of its senior subordinated notes. Such tender offer is expected to commence during the third quarter of 1996.

         For the three- and six-month periods ended June 30, 1996, the combined asset sales/contracted sales generated approximately $12.7 and $24.0 million of total revenues and sales, $6.2 and $11.3 million of earnings before depreciation and amortization and interest expense, and $1.4 and $1.4 million of net income, respectively, and accounted for approximately $193.5 million of the Company's total consolidated assets as of June 30, 1996.

         The cellular telephone business requires substantial capital to acquire, construct, and expand cellular telephone systems and to fund operations. The Company has incurred approximately $5.4 million for capital expenditures through June 30, 1996 to construct additional cell sites to improve and expand signal coverage and to purchase additional radio equipment to increase system capacity.

         The Company's EBITDA has been positive since 1993. A continuation of positive EBITDA would be consistent with the historical operating performance of more established industry operators with longer operating histories. Although there can be no assurances, management believes the Company's continuing operations will result in operating cash flow which, along with expected proceeds from the sales of Chautauqua, Crawford, Lawrence and Indiana, will be sufficient to meet debt service and capital expenditure requirements. If the Company does not experience the anticipated cash flow, the Company will have to raise funds through such other measures as refinancings, additional asset sales or reductions in capital expenditures.

CHANGES IN FINANCIAL CONDITION

         June 30, 1996 compared with December 31, 1995. Current assets and net working capital amounted to $17.6 million and $2.1 million, respectively, at June 30, 1996 as compared to $14.9 million and $2.5 million, respectively, at December 31, 1995. Compared to December 31, 1995, accounts receivable increased $1.5 million, which reflects the growth in operating systems. Compared to December 31, 1995, current liabilities increased by $3.0 million, primarily the result of the current portion of the revolving credit agreement. The Company generated approximately $10.9 million and $5.0 million in cash from operations for the six month periods ended June 30, 1996 and 1995, respectively.

         Long-term debt increased to $253.6 million at June 30, 1996 from $247.9 million at December 31, 1995, as a result of continuing accretion of the senior subordinated notes throughout the first six months of 1996, offset by $4.0 million of net repayments of borrowings under the revolving credit agreement.


             [The remainder of this page intentionally left blank.]

PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits.

                 2.1 Asset Acquisition Agreement dated as of May 8, 1996 among Horizon Cellular Telephone Company of Monongalia, L.P., Eastern Wireless Cellular Corporation and PriCellular Corporation (Incorporated by reference to Exhibit 2.1 to the Registrants' Current Report on Form 8-K filed August 6, 1996).

                 2.2 First Amendment to Asset Acquisition Agreement dated July 22, 1996 among Horizon Cellular Telephone Company of Monongalia, L.P., Eastern Wireless Cellular Corporation and PriCellular Corporation (Incorporated by reference to Exhibit 2.2 to the Registrants' Current Report on Form 8-K filed August 6, 1996).


         (b)     Reports on Form 8-K

                 During the three month period ended June 30, 1996, there were no reports on Form 8-K filed by the Registrants.

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



                                        HORIZON CELLULAR TELEPHONE COMPANY, L.P.

                                        By:   KCCGP, L.P., its general partner

                                        By:   HORIZON, G.P., INC., its
                                              corporate general partner



Date:  August 14, 1996                  By:  /s/  Bruce M. Hernandez
                                             ----------------------------------
                                             Bruce M. Hernandez, Vice President
                                             and Chief Financial Officer



Date:  August 14, 1996                  By:  /s/ Steven B. Figard
                                             ----------------------------------
                                             Steven B. Figard, Vice
                                             President - Chief Accounting
                                             Officer



                                         HORIZON FINANCE CORPORATION



Date:  August 14, 1996                  By:  /s/  Bruce M. Hernandez
                                             ----------------------------------
                                             Bruce M. Hernandez, Vice President



Date:  August 14, 1996                  By:  /s/ Steven B. Figard
                                             ----------------------------------
                                             Steven B. Figard, Vice
                                             President - Assistant Treasurer
                                             and Chief Accounting Officer